Form 10-K
period 1997-08-18
FIRESTONE RETAIL CREDIT CORP
filed 1997-11-14
CIK 889416

------------------------------------
                                                  OMB APPROVAL
                                       ------------------------------------
                                        OMB Number:     3235-0063
                                        Expires:        June 30, 1997
                                        Estimated average burden
                                        hours per response 1711.00
                                        ------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 18, 1997

Commission file number 333-07185

                       BRIDGESTONE/FIRESTONE MASTER TRUST
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                         13-3205598
    State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization                        Identification No.)

C/O JH MANAGEMENT CORPORATION, ONE INTERNATIONAL PLACE, SUITE 520,
BOSTON, MASSACHUSETTS                                          02110-2624
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (617) 961-7690

             Securities registered pursuant to section 12(g) of the Act:

             6.17% Class A Asset Backed Certificates, Series 1996-1 6.49% CLASS B ASSET BACKED CERTIFICATES, SERIES 1996-1
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              /x/ Yes
          / /  No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

                                     PART I

ITEM 1. BUSINESS.

The Bridgestone/Firestone Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement as amended through November 1, 1996 as supplemented by the Series Supplements thereto, among Bridgestone/Firestone, Inc. Firestone Retail Credit Corporation and The Fuji Bank and Trust Company. The Trust's only business is to act as a passive trust to permit investment in a pool of credit card receivables.

ITEM 2. PROPERTIES.

The assets of the Trust include a portfolio of credit card account balances (the "Receivables).

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The 6.17% Class A Asset Backed Certificates, Series 1996-1 and the 6.49% Class B Certificates, Series 1996-1 (collectively, the "Certificates") are held and delivered in book entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of
Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by CEDE and Co., the nominee of DTC.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Part II, Item 8, are included in Part IV, as indexed at Item 14 (a)(1).

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

None.

ITEM 11. EXECUTIVE COMPENSATION.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of March 1, 1997 100% of the Certificates were held in the name of CEDE and Co. for beneficial owners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) (1)  Financial Statements:

                 -  Independent Auditors' Report

                 -  Balance Sheet

                 -  Statement of Income

                 -  Statement of Cash Flow

                 -  Statement of Changes of Assets in Trust

                 -  Notes to Financial Statements

         (b)      Form 8-K Filings:

                 -  May 6, 1997

                 -  June 4, 1997

                 -  July 8, 1997

                 -  August 8, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BRIDGESTONE/FIRESTONE MASTER TRUST
                                             (Registrant)
                                By: Bridgestone/Firestone, Inc., as Servicer of Bridgestone/Firestone Master Trust



    Date: November 14, 1997     By:  /S/ TETSUO ANDO
                                     Name:  Tetsuo Ando
                                     Title: Chief Financial Officer, Executive
                                            Vice-President and Treasurer

EXHIBIT INDEX


         DESCRIPTION                                      PAGE NUMBER

         Independent Auditors' Report                            6
         Balance Sheet                                           7
         Statement of Income                                     8
         Statement of Cash Flow                                  9
         Statement of Changes of Assets in Trust                10
         Footnotes to Financial Statements                      11

INDEPENDENT AUDITORS' REPORT

BRIDGESTONE/FIRESTONE MASTER TRUST:

We have audited the accompanying balance sheet of the Bridgestone/Firestone Master Trust as of August 18, 1997, and the related statements of income, cash flows and changes of assets in trust for the fiscal year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatememt. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at August 18, 1997, and the results of its operations and its cash flows for the fiscal year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

October 30, 1997
Cleveland, Ohio
                       BRIDGESTONE/FIRESTONE MASTER TRUST
                      BALANCE SHEEET AS OF AUGSUT 18, 1997

ASSETS

Cash and cash equivalents (Notes 2, 6)                         $    790,390
Cash held in escrow (Notes 2, 9)                                 60,000,000
Receivable from Servicer (Notes 1, 2, 8)                         11,459,244
Credit card program receivables (Notes 1, 8)                    392,916,333
                                                               ------------
Total Assets                                                   $465,165,967
                                                               ============

LIABILITIES AND ASSETS IN TRUST

Liabilities:

Accounts payable (Note 2)                                      $ 13,807,139

Assets in Trust:
Investor Certificateholder interest:
    Series 1996-1 (Notes 1, 2, 3, 4, 5)                         257,150,584
    Series 1992-B (Notes 1, 2, 3, 4, 5, 6)                      122,899,886
    Escrow accounts (Notes 2, 9)                                 60,000,000
                                                               ------------
        Total Investor Certificateholder interest               440,050,470
Transferor Interest (Notes 1, 4, 5, 7, 8)                         7,402,460
B/F Interest (Notes 1, 4, 5)                                      3,905,898
        Total Assets in Trust                                   451,358,828
                                                               ------------

Total Liabilities and Assets in Trust                          $465,165,967
                                                               ============

                       BRIDGESTONE/FIRESTONE MASTER TRUST
                               STATEMENT OF INCOME

INCOME

Finance charges/late fees (Notes 2, 4)                     $ 81,195,747
Discount option receivables (Note 2)                          9,316,644
Recoveries of defaulted receivables (Note 8)                  8,398,199
Merchant fees (Note 2)                                        3,500,000
                                                           ------------
      Total Income                                          102,410,590

EXPENSES

Servicing fees (Notes 1, 2, 4)                                8,530,668
Excess finance charge collections (Notes 2, 3, 4)            72,973,524
                                                           ------------

Total Expenses                                               81,504,192

Net Income                                                 $ 20,906,398
                                                           ============

                       BRIDGESTONE/FIRESTONE MASTER TRUST
                             STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  20,906,398

Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in receivable from Servicer                              (5,368,540)
Increase in accounts payable                                       1,674,008
     Total adjustments                                            (3,694,532)
                                                                ------------

Net cash provided by operating activities                         17,211,866

NET CASH PROVIDED BY INVESTING ACTIVITIES
Principal reduction in credit card program receivables            49,116,769

CASH FLOWS FROM FINANCING ACTIVITIES Sales of interest
IN TRUST:
Series 1992-B Certificates                                         3,651,549
     Transferor interest                                             212,239
     B/F interest                                                     38,668
                                                                         ---
         Sub-total                                                 3,902,456

Trust principal distributions:
     Series 1995-A Certificates                                   (2,372,952)
     Series 1992-B Certificates                                  (43,331,000)
     Transferor interest                                          (7,121,542)
     B/F interest                                                   (488,625)
         Sub-total                                              =============
                                                                 (53,314,119)

Trust income distributions:
     Series 1996-1 Certificates                                  (10,788,743)
     Series 1995-A Certificates                                   (3,377,581)
     Series 1992-B Certificates                                   (6,953,155)
                                                                -------------
         Sub-total                                               (21,119,479)


Net cash used in financing activities                            (70,531,142)

Net change in cash and cash equivalents                           (4,202,507)

Cash and cash equivalents at beginning of year                     4,992,897
                                                                -------------
Cash and cash equivalents at end of year                       $     790,390
                                                                =============
Non-cash financing activity
Refinancing of Series 1992-B and 1995-A
Certificates with Series 1996-1  Certificates                  $ 256,410,258


                                          BRIDGESTONE/FIRESTONE MASTER TRUST
                                        STATEMENT OF CHANGES OF ASSETS IN TRUST
                                           FISCAL YEAR ENDED AUGUST 18, 1997

                                                                                 INCOME            PRINCIPAL
                     BEGINNING      ISSUANCE     OF CERTIFS.       INCOME        DISTRIBUTIONS     DISTRIBUTIONS         ENDING
ASSETS IN TRUST      BALANCE        OF CERTS.    (NOTE 3)          NOTE 2,3,4)   (NOTE 2,3,4)      (NOTE 3,5,6,7)        BALANCE
----------------     ---------      ---------    -----------       -----------   -------------     --------------        --------
Series
1996-1:
Class A                    --              --     $ 200,000,000    $   9,632,056    ($  9,015,056)            --      $ 200,617,000
Class B                    --              --        28,205,129        1,428,817       (1,337,291)            --         28,296,655
Coll. Int                  --              --        10,000,000          468,196         (436,396)            --         10,031,800
Sub. Tr. Int               --              --        18,205,129             --               --               --         18,205,129
                   -----------     -----------      -----------     -----------      -----------     -----------        -----------
Sub-Total                  --              --       256,410,258       11,529,069      (10,788,743)            --        257,150,584

Series
1995-A:
Class A           $ 200,140,309            --      (199,200,000)       2,437,272       (3,377,581)            --               --
Class B              38,095,238            --       (38,095,238)            --               --               --               --
Reserve Acct          2,372,952            --              --               --               --      $  (2,372,952)            --
                   ------------    -----------      -----------      -----------      -----------     -----------       -----------
Sub-Total           240,608,499            --       237,295,238       (3,377,581)      (2,372,952)            --       (237,295,238)


Series
1992-B:
Class A             150,611,378   $   3,067,000     (16,056,617)       6,940,057       (6,953,155)     (34,332,383)     103,276,280
Class B              29,281,680         584,549      (3,058,403)            --               --         (7,184,220)      19,623,606
Reserve Acct          1,814,397            --              --               --               --         (1,814,397)            --
                   ------------    -----------      -----------      -----------      -----------     -----------        -----------
Sub-Total           181,707,455       3,651,549     (19,115,020)       6,940,057       (6,953,155)     (43,331,000)     122,899,886

Escrow Accts         60,000,000            --              --               --               --               --         60,000,000

Transferor
Interest:
Non-Sub              10,124,414         211,820            --               --               --         (2,933,774)       7,402,460
Available
Subordination:
1995-A                2,372,952            --              --               --               --         (2,372,952)            --
1992-B                1,814,397             419            --               --               --         (1,814,816)            --
                    ------------    -----------      -----------      -----------      -----------     -----------      -----------
Sub-Total            14,311,763         212,239            --               --               --         (7,121,542)       7,402,460

B/F Interest          4,355,855          38,668            --               --               --           (488,625)       3,905,898

Total Assets      $ 500,983,572   $   3,902,456            --      $  20,906,398    ($ 21,119,479)   ($ 53,314,119)   $ 451,358,828
in Trust          =============   =============      ============  =============    =============    =============    =============

                       BRIDGESTONE/FIRESTONE MASTER TRUST
                          NOTES TO FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED AUGUST 18, 1997

1.   GENERAL INFORMATION

     The Bridgestone/Firestone Master Trust (the "Trust") was established pursuant to a Pooling and Servicing Agreement (the "PSA") dated as of November 1, 1992 and amended and restated as of November 1, 1996. Pursuant to the PSA, Firestone Retail Credit Corporation (the "Transferor") conveys property to the Trust. The Trust property includes a portfolio of receivables generated by a private label credit card program established by Credit First National Association ("CFNA"), along with all monies that come due on the receivables. CFNA is a nationally chartered credit card bank and a wholly-owned subsidiary of Bridgestone/Firestone, Inc.

     The Trust has no employees. Bridgestone/Firestone, Inc. ("Bridgestone/Firestone" or the "Servicer") services the Trust receivables and is compensated for its servicing activities. To facilitate its servicing functions and reduce administrative burdens and expenses, the Servicer retains physical possession of the documents relating to the receivables. The Servicer compiles Trust statistics for monthly collections periods, which go from the 19th calendar day of each month through the 18th calendar day of the following month. To coincide with these monthly collection periods, the Trust has adopted a fiscal year of July 19th through August 18th.

     The Trust issues certificates (the "Certificates"), which include Investor Certificates, the B/F Certificate, and the Exchangeable Transferor Certificate (all as hereinafter defined). The Fuji Bank and Trust Company (the "Trustee") serves as trustee for the Trust, and maintains all rights, title, and interest in the Trust assets for the benefit of Certificate-holders.

     The Investor Certificates comprise those series of certificates which are issued pursuant to PSA supplements and have multiple classes, some of which are publicly held. As of August 18, 1997, the Investor Certificates included the Series 1996-1 Certificates and the Series 1992-B Certificates. The Series 1996-1 Certificates include (in order of subordination) Class A Certificates, Class B Certificates, the Collateral Interest, and the Subordinated Transferor Certificate. The Series 1996-1 Class A and Class B Certificates are publicly held, the Collateral Interest is uncertificated and is held by a bank, and the Subordinated Transferor Certificate is held by the Transferor. The Series 1992-B Certificates include Class A Certificates and Class B Certificates. The Class A Certificates are publicly held, and the Class B Certificate is held by the Transferor and is subordinated to the Class A. The Trust had also issued Series 1995-A, Class A and Class B Certificates, which were paid in full on November 8, 1996. The PSA supplements that established these Investor Certificates, collectively with the PSA, are herein referred to as the "Agreements."

     The B/F Certificate and Exchangeable Transferor Certificate represent, respectively, the interest of Bridgestone/Firestone and the Transferor in the Trust. These interests are referred to in the Agreements as the "B/F Interest" and the "Transferor Interest," respectively. The B/F Interest equals one percent of the aggregate receivables in the Trust. The Transferor Interest must be at least in an amount such that the sum of the Transferor Interest, the B/F Interest, and the Transferor Letter of Credit (as described in Note 9) equals seven percent of the total Trust interests represented by Investor Certificates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The financial statements have been prepared on an accrual basis of accounting. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents: The PSA allows the Trust's cash to be invested in short-term investments that meet certain normal and reasonable quality standards as the PSA designates. These short-term investments, which have a maturity of three months or less, are deemed a cash equivalent. Interest on such short-term investments is the property of the Transferor and not the Trust. Cash and cash equivalents as of August 18, 1997, consisted of $790,390 that the Servicer had deposited to the collection account to pay interest on the Series 1992-B Class A securities.

     Cash held in escrow: The Servicer and Transferor letters of credit described in Note 9 were drawn down throughout the year ended August 18, 1997. The cash proceeds from the draw down were required to be placed in escrow for the benefit of holders of Investor Certificates, and are not available for any other purpose. Cash held in escrow consists of the $60,000,000 proceeds from the draw down of these letters of credit.

     Receivable from Servicer: The receivable from the Servicer as of August 18, 1997, included $8,405,346 of finance charge income for the period from July 19, 1997 through August 18, 1997, that was not deposited to the Trust collection account until August 29, 1997. This was partially offset by $790,390 that the Servicer deposited to the collection account to pay unaccrued interest on the Series 1992-B Certificates. The receivable from Servicer also includes $3,844,288 of principal collections that were required to be deposited to the Trust collection account on August 29, 1997. Such principal collections were to adjust the Series 1992-B Certificates and the B/F Interest to their required amounts, based on the level of aggregate Trust receivables as of August 18, 1997 (see "Assets in Trust").

     Accounts Payable: Accounts payable consisted of the following:

                                ACCOUNTS PAYABLE

     Servicing fees payable                               $   650,983
     Excess finance charge collections payable              6,759,758
     Other payables                                         6,396,398
                                                          -----------
     Accounts payable                                     $13,807,139
                                                          ===========

     Other Payables represent finance charges billed in the current collection period from July 19, 1997, through August 18, 1997, which were included in the credit card program receivables balance as of August 18, 1997. These finance charge billings were collected during the next collection period of August 19, 1997, through September 18, 1997, and were paid as either servicing fees, monthly interest on certificates, or excess finance charge collections.

     Assets in Trust: The Assets in Trust included amounts of certificates outstanding as of August 18, 1997. The Investor Certificates and the B/F Certificate outstanding as of August 18 were based on receivables as of July 18. At the end of August, the Servicer adjusted these amounts to their required levels, based on August 18 receivables.

     The Assets in Trust also included monthly interest (as described in Note 3) on publicly-held classes of Investor Certificates that was accrued and unpaid as of the balance sheet date. These amounts were added to the face value of the underlying certificates in the presentation of total Assets in Trust for each class of Certificates. The amounts of accrued and unpaid monthly interest as of August 18, 1997 were as follows:

                            ACCRUED MONTHLY INTEREST


     Series 1996-1:
     Class A                                             $617,000
     Class B                                               91,526
     Collateral Interest                                   31,800
                                                         --------
     Sub-total, Series 1996-1                             740,326
     Series 1992-B Class A                                254,280
                                                         --------
     Accrued monthly interest                            $994,606
                                                         ========

     Finance charge income: The Servicer allocates the total collections between finance charge income and principal collections for each collection period. The allocation to finance charge income in any collection period is an amount equal to the periodic finance charges and late fees billed on trust receivables in the preceding collection period, adjusted for accruals of finance charges on "No Payments for 90 Days" receivables (as discussed below). Recoveries of defaulted receivables, merchant fees in the amount of $350,000 per month, and collections of discount option receivables (as discussed below) are also considered to be finance charge income. All other collections are deemed to be principal collections. The late fees, merchant fees, and discount option receivables collections were added to finance charge income pursuant to the amendment to the PSA dated November 1, 1996.

     Periodic finance charges are billed on an account-by-account basis at a flat rate. The rate can vary by customer, based on industry standards and competitive conditions. The periodic finance charge is calculated by multiplying the periodic rate times the average daily account balance. The credit card program has a "No Payments for 90 Days" policy whereby finance charges are not billed on receivables for 90 days from their initial billing date. Accounts that pay in full within 90 days receive no finance charge billings, while accounts that do not pay in full in 90 days are billed finance charges retroactively for the 90 day period. The Servicer accrues estimated finance charges for those receivables that will not pay in full and will be billed retroactive finance charges. Such finance charge accruals are included in the calculation of finance charge income.

     The Transferor has the option to designate a certain percentage of new receivables to be discount option receivables. This percentage cannot exceed six percent, and applies only to receivables that arise after the date of designation. All collections of discount option receivables are deemed to be finance charge income. As of October 19, 1996, the Transferor designated two percent of new receivables to be discount option receivables.

     Servicing Fee: The servicing fee is calculated monthly as 2% of the aggregate receivables at the start of each monthly collection period.

     Income Taxes: No provision for income taxes has been included in these financial statements because the Trust is not subject to income taxes.

3.   INTEREST AND PRINCIPAL PAYMENTS

     Monthly interest is passed through to certificateholders on each distribution date, as defined in the Agreements. The pass-through rates on the Series 1996-1 Class A and Class B Certificates are 6.17% and 6.49% per annum, respectively. The pass-through rate on the Series 1996-1 Collateral Interest is one-month LIBOR plus 27.5 basis points, reset monthly. The pass-through rates on the Series 1995-A Class A and the Series 1992- B Class A are short-term rates that were negotiated at the time the certificates were marketed.

     Excess finance charge collections is the excess, if any, of the finance charge yield on Trust receivables over the sum of the monthly interest at the pass-through rate and the servicing fee. This excess is distributed to the Transferor in accordance with the Agreements.

     Principal on maturing Investor Certificates can be paid either through principal collections on Trust receivables or through issuance of new certificates. The Series 1995-A Certificates and a portion of the Series 1992-B Certificates were paid on November 8, 1996, through the proceeds from issuance of the Series 1996-1 Certificates. This is as detailed in the Statement of Changes in Net Assets in Trust under "Refinancing of Certificates." Other repayments of principal on Series 1992-B Certificates during the year ended August 18, 1997, were paid from principal collections on Trust receivables. The gross amounts of such repayments are as detailed in the Statement of Changes in Net Assets in Trust under "Principal Distributions."

4.   PRIORITIES OF DISTRIBUTION - FINANCE CHARGE INCOME

     The total finance charge income, and the amounts to be paid from finance charge income, are allocated in each collection period to the different Certificates outstanding during the period. The total finance charge income is allocated to each series of Investor Certificates and the B/F Certificate. Defaulted receivables and servicing fees are allocated to each series of Investor Certificates, the B/F Certificate, and the Exchangeable Transferor Certificate. The allocations to each series of Investor Certificates are further allocated to the different classes within each series. The basis of each of the preceding allocations is the pro-rata share of interests in the Trust receivables at the start of the collection period. Monthly interest is allocated to the different classes of Investor Certificates based on the pass-through rates.

     The amounts allocated to each series of Investor Certificates are distributed monthly in the following priority:

             SERIES 1996-1                       SERIES 1995-A AND SERIES 1992-B
--------------------------------------------------------------------------------

Class A monthly interest                         Class A monthly interest
Class A defaults                                 Class A defaults
Class A servicing fees                           Class A servicing fees
Class B monthly interest                         Class B monthly interest
Class B defaults                                 Class B defaults
Class B servicing fees                           Class B servicing fees
Collateral Interest monthly interest
Collateral Interest defaults
Collateral Interest servicing fees
Subordinated Transferor Interest defaults
Subordinated Transferor Interest servicing fee


     Each month, interest is paid to certificateholders, servicing fees are paid to the Servicer, and defaults are paid to the Transferor and are deemed a reduction of the Transferor Interest.

     If any one series has too small a finance charge allocation to pay the distributions allocated to it, the shortfall is carried over to future periods and is reduced by excess finance charge income, if any. Any excess of finance charge allocated to any one series can be shared with other series that have a shortfall. Excess finance charge allocations that are not so shared are remitted to the Transferor.

     The allocations and distributions relating to finance charge income for the year ended August 18, 1997, are as follows:

                           FINANCE CHARGE ALLOCATIONS

                                                                                            EXCESS              TOTAL
                                                                                            FINANCE             FINANCE
                             PASS-THROUGH          DEFAULTED           SERVICING            CHARGE              CHARGE
                               INTEREST           RECEIVABLES            FEES             ALLOCATIONS         ALLOCATIONS
                             ---------------      ---------------     -------------       --------------      --------------
Series 1996-1                 $ 11,529,069       $ 26,794,815       $  4,273,504       $ 12,794,988        $ 55,392,376
Series 1995-A                    2,437,272          5,759,412          1,046,140            787,497          10,030,321
Series 1992-B                    6,940,057         18,002,729          2,934,282          8,085,598          35,962,666
Transferor                            --            1,189,617            194,117         (1,383,734)               --
Bridgestone/Firestone                 --              510,399             82,625            432,203           1,025,227
                              --------------     -------------      -------------      -----------------   ----------------
Total allocations             $ 20,906,398       $ 52,256,972       $  8,530,668       $ 20,716,552        $102,410,590
                              ==============     =============      =============      ==================  =================

                          FINANCE CHARGE DISTRIBUTIONS
                                                                                                                     TOTAL
                                PASS-THROUGH          DEFAULTED           SERVICING          EXCESS              FINANCE CHARGE
                                  INTEREST           RECEIVABLES            FEES             TO TRANSFEROR       DISTRIBUTIONS
                                ------------         ------------        ----------          -------------       --------------
Series 1996-1                    $ 11,529,069                --                  --                  --          $ 11,529,069
Series 1995-A                       2,437,272                --                  --                  --             2,437,272
Series 1992-B                       6,940,057                --                  --                  --             6,940,057
Transferor                               --          $ 52,256,972                --          $ 20,716,552          72,973,524
Bridgestone/Firestone                    --                  --          $  8,530,668                --             8,530,668
                                 ------------        ------------        ------------        -----------         ------------
Total distributions              $ 20,906,398        $ 52,256,972        $  8,530,668        $ 20,716,552        $102,410,590
                                 ============        ============        ============        ============        ============

5.   PRIORITIES OF DISTRIBUTIONS - PRINCIPAL COLLECTIONS

     Principal collections for any collection period are allocated between the Series 1996-1 Certificates, the Series 1995-A Certificates, the Series 1992-B Certificates, the Exchangeable Transferor Certificate, and the B/F Certificate based on their relative interests in the Trust receivables (excluding escrow accounts, reserve accounts, and accrued and unpaid monthly interest) at the start of the collection period.

     If the Series 1996-1 and Series 1995-A Certificates are not in an amortization period (as defined by the Agreements), any principal collections distributable to those series is instead distributed to the Transferor. Neither the Series 1996-1 or Series 1995-A entered an amortization period during the year ended August 18, 1997. If the amount of Series 1992-B Certificates maturing on any day exceeds the amount of the remarketed certificates, the excess is funded through the Series 1992-B allocation of principal collections. The aggregate amount of such fundings for the year ended August 18, 1997, is shown as "Principal Distributions" in the Statement of Changes in Net Assets in Trust.

     If a series of Investor Certificates has a shortage of finance charge income, the principal collections allocated to that series may be used to cover the shortage. Also, if any series of Investor Certificates is amortizing and does not have enough principal collections to cover the amortization, that series can share in any excess principal collections that are allocated to other Investor Certificate series.

6.   RESERVE ACCOUNTS

     The Series 1995-A and Series 1992-B Certificates both require a cash reserve account to be funded if the yield on the Trust receivables falls below a specified level in any collection period. The Transferor must fund the reserve account through excess finance charge income up to a level of one percent of the total invested amount of the Series. The account is held by the Trustee for the benefit of holders of the Series of Certificates. If the yield rises above the specified level in a future collection period, the balance of the reserve account is returned to the Transferor.

     As of August 18, 1996, the Series 1995-A and Series 1992-B Reserve Accounts had balances of $2,372,952 and $1,814,397, respectively. The Series 1995-A account balance was returned to the Transferor upon payment in full of the Series 1995-A Certificates. The Series 1992-B Reserve Account balance was repaid to the Transferor on December 31, 1996, because the yield on the Trust receivables rose above its specified level.

7.   AVAILABLE SUBORDINATION

     The Series 1995-A and Series 1992-B Certificates both require that a portion of the Transferor Interest be subordinated if the yield on the Trust receivables falls below a specified level in any collection period. Principal collections allocable to the Transferor must be made available up to a level of one percent of the total invested amount of the Series. This available subordinated amount is designated for the benefit of holders of the Series of Certificates. If the yield rises above the specified level in a future collection period, the available subordinated amount is no longer required.

     As of August 18, 1996, the Series 1995-A and Series 1992-B available subordinated amounts were $2,372,952 and $1,814,397, respectively. The Series 1995-A available subordinated amount was eliminated upon payment in full of the Series 1995-A Certificates. The Series 1992-B Reserve Account balance was eliminated on December 31, 1996, because the yield on the Trust receivables rose above its specified level.

8.   DEFAULTS AND ADJUSTMENTS OF RECEIVABLES

     Trust receivables are deemed defaulted on the date on which they age to 210 days past due or, if earlier, on the date in which they are deemed uncollectible per the Servicer's credit guidelines. These guidelines include a petition of bankruptcy by the obligor of a receivable. The Transferor is required to repurchase defaulted receivables from the Trust out of the excess finance charge income that is distributed to the Transferor. Because the Transferor and not the Trust bears the losses from defaulted receivables, and because management believes that excess finance charge collections will be adequate to repay all amounts due to certificate holders, no allowance for bad debts has been established.

     The Transferor is required to deposit cash into the collection account to reimburse the Trust for any non-cash adjustments to the receivables. Such adjustments include rebates, refunds, and corrections of unauthorized charges or billing errors to an obligor. A Transferor Letter of Credit (as described in Note 9) can be drawn upon if the Transferor fails to make such cash deposits to cover non-cash adjustments. Because the Transferor and not the Trust bears the losses from non-cash adjustments of receivables, no expenses or reserves for these adjustments are included in these financial statements.

     The PSA specifies that any recoveries of defaulted receivables are the property of the Trust and not the Transferor. Such recoveries are deemed to be a finance charge collection.

9.   SERVICER AND TRANSFEROR LETTERS OF CREDIT

     A bank has issued a Servicer Letter of Credit and a Transferor Letter of Credit in the amounts of $45,000,000 and $15,000,000, respectively. The Trustee can draw on the Servicer Letter of Credit if the Servicer fails to make any remittance of collections or other amounts that it is required to remit under the Agreements. The Trustee can draw on the Transferor Letter of Credit if the Transferor fails to reimburse the Trust for any non- cash adjustments to the Trust receivables.

     If the bank issuing these letters of credit has less than an A-1+ rating from Standard & Poors, the letters of credit must be drawn down and the proceeds placed in escrow accounts for the benefit of holders of Investor Certificates. These letters of credit were both drawn down for the entire year ended August 18, 1997.

10.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The credit card program receivables approximate fair value as the weighted average interest rate on the portfolio is consistent with interest rates offered on new accounts as of August 18, 1997. All other receivables and payables approximate fair value due to the short-term maturities of these instruments.